Form 10-K/A
period 2005-03-01
Citigroup Commercial Mortgage Trust 2004-C1
filed 2005-03-31
CIK 1291906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Not Applicable
EXPLANATORY NOTE
Citigroup Commercial Mortgage Securities Inc., (as Depositor for Citigroup Commercial Mortgage Trust 2004-C1,
Commercial Mortgage Pass-Through Certificates, Series 2004-C1) is filing this amendment on March 31, 2005 to its
Annual Report on Form 10-K, which was originally filed with the Securities and Exchange Commission (the
"Commission") on March 29, 2005, to correct the exhibit attached as 99.1.

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

Item 9B. Other Information.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(A) Exhibits

(31) Sarbanes Oxley Certification

(99.1) Annual Independent Accountants' Servicing Report for the year ended December 31, 2004.
a) Wachovia Bank, National Association, as Master Servicer
b) Lennar Partners, Inc., as Special Servicer

(99.2) Report of Management as to compliance with minimum servicing standards for the year ended December 31,
2004. <F1>
a) Wachovia Bank, National Association, as Master Servicer
b) Lennar Partners, Inc., as Special Servicer

(99.3) Annual Statement of Compliance for the year ended December 31, 2004. <F1>
a) Wachovia Bank, National Association, as Master Servicer
b) Lennar Partners, Inc., as Special Servicer

(99.4) Aggregate Statement of Principal and Interest Distributions to Certificateholders as of December 31, 2004.
<F1>

(99.5) Report of holders of record holding 5% or more of the outstanding balance of each registered class as of the end of the reporting period for 2004. <F1>

(B) Reports on Form 8-K were filed during the last quarter of 2004 in order to provide statements for the monthly distributions to investors on October 21, 2004, November 23, 2004 and December 22, 2004.

(C) The foregoing exhibits 31 and 99.1 set forth in Item 15(A) are filed together herewith.

(D) Not Applicable.

<F1> Incorporated by reference from Form 10-K filed with the Commission on March 29, 2005.

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
Date: March 31, 2005